Form 10-Q
period 2026-06-30
Meridian3 Industrials Acquisition Corp
filed 2026-08-10
CIK 2136530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-43385

MERIDIAN3 INDUSTRIALS ACQUISITION CORP

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1330 Avenue of the Americas, Suite 23A New York, NY	10019
(Address of principal executive offices)	(Zip Code)

(212) 653-0982

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	MIACU	The Nasdaq Global Market
Class A ordinary shares, par value $0.0001 per share	MIAC	The Nasdaq Global Market
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	MIACW	The Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of August 10, 2026, there were 20,125,000 Class A ordinary shares, $0.0001 par value and 5,031,250 Class B ordinary shares, $0.0001 par value, issued and outstanding.

MERIDIAN3 INDUSTRIALS ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

MERIDIAN3 INDUSTRIALS ACQUISITION CORP

BALANCE SHEET

JUNE 30, 2026

(UNAUDITED)

Assets
Current Assets
Cash	$245
Total Current Assets	245

Deferred offering costs	382,584
Total Assets	$382,829

Liabilities and Shareholders’ Deficit
Current Liabilities
Accrued expenses	$10,044
Accrued offering costs	265,000
Promissory note – related party	135,000
Advances from related parties	1,112
Total Current Liabilities	411,156
Total Liabilities	411,156

Commitments and contingencies (Note 6)

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,750,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 175,000,000 shares authorized; none issued or outstanding	—
Class B ordinary shares, $0.0001 par value; 17,500,000 shares authorized; 5,031,250 shares issued and outstanding (1)	503
Additional paid-in capital	24,497
Accumulated deficit	(53,327)
Total Shareholders’ Deficit	(28,327)
Total Liabilities and Shareholders’ Deficit	$382,829
(1)

Includes an aggregate of up to 656,250 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5). On July 6, 2026, the underwriter exercised its over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 656,250 Founder Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited financial statements.

MERIDIAN3 INDUSTRIALS ACQUISITION CORP

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM MAY 11, 2026 (INCEPTION) THROUGH JUNE 30, 2026

(UNAUDITED)

Formation, general, and administrative costs	$53,327
Loss from operations	(53,327)

Net loss	$(53,327)

Weighted average shares outstanding, Class B ordinary shares (1)	4,375,000
Basic and diluted net loss per share, Class B ordinary shares	$(0.01)
(1)	Excludes an aggregate of up to 656,250 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5). On July 6, 2026, the underwriter exercised its over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 656,250 Founder Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited financial statements.

MERIDIAN3 INDUSTRIALS ACQUISITION CORP

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM MAY 11, 2026 (INCEPTION) THROUGH JUNE 30, 2026

(UNAUDITED)

	Class A		Class B				Total
	Ordinary Shares		Ordinary Shares(1)		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance – May 11, 2026 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares (1)	—	—	5,031,250	503	24,497	—	25,000

Net loss	—	—	—	—	—	(53,327)	(53,327)

Balance – June 30, 2026 (Unaudited)	—	$—	5,031,250	$503	$24,497	$(53,327)	$(28,327)
(1)	Includes an aggregate of up to 656,250 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5). On July 6, 2026, the underwriter exercised its over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 656,250 Founder Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited financial statements.

MERIDIAN3 INDUSTRIALS ACQUISITION CORP

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MAY 11, 2026 (INCEPTION) THROUGH JUNE 30, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(53,327)
Adjustment to reconcile net loss to net cash used in operating activities:
Payment of formation, general, and administrative costs through promissory note – related party	37,421
Changes in operating assets and liabilities:
Advances from related parties	1,112
Accrued expenses	10,044
Net cash used in operating activities	(4,750)

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	97,579
Payment of deferred offering costs	(92,584)
Net cash provided by financing activities	4,995

Net change in cash	245
Cash - Beginning of period	―
Cash - End of period	$245

Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$265,000
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000
Reclassification of prepaid expenses to deferred offering costs	$25,000

The accompanying notes are an integral part of the unaudited financial statements.

MERIDIAN3 INDUSTRIALS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Meridian3 Industrials Acquisition Corp (the “Company”) is a blank check company incorporated in the Cayman Islands on May 11, 2026. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. The Company may pursue an initial Business Combination in any business or industry but expect to target opportunities and companies operating within the broader industrial technology sector, specifically focusing on Industry 4.0, smart manufacturing, next-generation mobility, or related sectors.

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from May 11, 2026 (inception) through June 30, 2026 relates to the Company’s formation and the Initial Public Offering (as described below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and/or dividend income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on July 1, 2026. On July 6, 2026, the Company consummated the initial public offering (the “Initial Public Offering”) of 20,125,000 units (the “Units,” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 2,625,000 Units issued as a result of the full exercise by the underwriter of its over - allotment option, at $10.00 per Unit, generating gross proceeds of $201,250,000, which is discussed in Note 3. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (the “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Each Public Warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

The Company’s sponsor is Meridian3 Partners Sponsor LLC (the “Sponsor”). Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 5,500,000 private placement warrants (the “Private Placement Warrants”) to the Sponsor and Cantor Fitzgerald & Co., the sole underwriter of the Initial Public Offering (“Cantor”), at a price of $1.00 per Private Placement Warrant, or $5,500,000 in the aggregate, in a private placement. Of those 5,500,000 Private Placement Warrants, the Sponsor purchased 3,750,000 Private Placement Warrants and Cantor purchased 1,750,000 Private Placement Warrants.

Transaction costs amounted to $12,627,020, consisting of $3,500,000 of cash underwriting fees, $8,575,000 of deferred underwriting fees, and $552,020 of other offering costs.

The Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held and taxes payable on the income earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully complete a Business Combination.

Following the closing of the Initial Public Offering, on July 6, 2026, an amount of $201,250,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and Private Placement Warrants was placed in the U.S.-based trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee. The funds may only be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a 7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination. To mitigate the risk the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on management team’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and from a portion of the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering (unless such period is extended by a vote of the Company’s shareholders in a shareholder meeting) or by such earlier liquidation date as the Company’s board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

MERIDIAN3 INDUSTRIALS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (cont.)

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest and/or dividend earned on the funds held in the Trust Account (which interest and/or dividend shall be net of taxes paid or payable, excluding any 1% U.S. federal excise tax on stock repurchases under the Inflation Reduction Act of 2022, or similar tax, that is imposed on us, if any), divided by the number of then outstanding Public Shares, subject to the limitations. As of July 6, 2026, the Initial Public Offering closing date, the amount in the Trust Account is $10.00 per Public Share.

The Class A ordinary shares subject to redemption are recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

The Company will have only the duration of the Completion Window to complete the initial Business Combination. If the Company anticipates that it may be unable to consummate its initial Business Combination within the 24-month period, it may seek shareholder approval to amend its amended and restated memorandum and articles of association to extend the date by which it must consummate its initial Business Combination. However, if the Company is unable to complete its initial Business Combination within the Completion Window, the Company will as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest and/or dividend earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete the initial Business Combination within the Completion Window.

The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares (as defined in Note 5) and Public Shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any Founder Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of the initial Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

MERIDIAN3 INDUSTRIALS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in unaudited financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented.

The accompanying unaudited financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on July 2, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on July 10, 2026. The interim results for the period from May 11, 2026 (inception) through June 30, 2026, are not necessarily indicative of the results to be expected for the period ending December 31, 2026 or for any future periods.

Liquidity and Capital Resources

The Company’s liquidity needs up to June 30, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5). As of June 30, 2026, the Company had cash of $245 and working capital deficit of $410,911.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements – Going Concern,” the Company has completed its Initial Public Offering on July 6, 2026, at which time the capital in excess of the funds deposited in Trust Account and/or used to fund offering costs and other expenses was released to the Company for general capital purposes. Management has determined that upon the consummation of the Initial Public Offering and the sale of the Private Placement Warrants, the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the accompanying unaudited financial statements.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, the Company is eligible take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

MERIDIAN3 INDUSTRIALS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Use of Estimates

The preparation of unaudited financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited financial statements and the reported amounts of expenses during the reporting period.

It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $245 and no cash equivalents as of June 30, 2026.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, result of operations, and cash flows.

Deferred Offering Costs

The Company complies with the requirements of the FASB ASC Topic 340-10-S99, “Other Assets and Deferred Costs – SEC Materials,” and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Public Shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Public Shares. On July 6, 2026, upon the completion of the Initial Public Offering, offering costs allocated to Public Shares are charged to temporary equity and offering costs allocated to the Public and Private Placement Warrants are charged to shareholders’ deficit as Public and Private Placement Warrants after management’s evaluation are accounted for under equity treatment.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the unaudited financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

MERIDIAN3 INDUSTRIALS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Net Loss Per Class B Ordinary Share

Net loss per Class B ordinary share is computed by dividing net loss by the weighted average number of Class B ordinary shares outstanding during the period, excluding Class B ordinary shares subject to forfeiture. Weighted average Class B ordinary shares were reduced for the effect of an aggregate of 656,250 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriter (see Note 6). As of June 30, 2026, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per Class B ordinary share is the same as basic loss per Class B ordinary share for the period presented.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the unaudited balance sheet, primarily due to their short-term nature.

Warrants

The Company accounted for the Public and Private Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. As of June 30, 2026, there were no Public Warrants and Private Placement Warrants issued or outstanding.

Share-Based Payment Arrangements

The Company accounts for share awards in accordance with FASB ASC Topic 718, “Compensation—Stock Compensation,” which requires that all equity awards be accounted for at their “fair value.” Fair value is measured on the grant date and is equal to the underlying value of the share.

Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, in the period of grant for awards that vest immediately and have no future service condition, or in the period the awards vest immediately after meeting a performance condition becomes probable (i.e., the occurrence of a Business Combination). For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from the Company’s initial estimates; previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on July 6, 2026, the Company sold 20,125,000 Units, including 2,625,000 Units as a result of the full exercise by the underwriter of its over-allotment option, at a purchase price of $10.00 per Unit, generating gross proceeds of $201,250,000. Each Unit consists of one Public Share and one-half of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 7). Each Public Warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and Cantor pursuant to written agreements, purchased in a private placement an aggregate of 5,500,000 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds of $5,500,000. Of those 5,500,000 Private Placement Warrants, the Sponsor purchased 3,750,000 Private Placement Warrants and Cantor purchased 1,750,000 Private Placement Warrants. Each whole Private Placement Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7).

The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering except that, so long as they are held by the Sponsor, Cantor or their permitted transferees, the Private Placement Warrants (i) are not redeemable by the Company, (ii) may not (including the Class A ordinary shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (iii) may be exercised by the holders on cashless basis, (iv) are entitled to registration rights, and (v) with respect to Private Placement Warrants held by Cantor and/or its designees, will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with Financial Industry Regulatory Authority (“FINRA”) Rule 5110(g)(8).

MERIDIAN3 INDUSTRIALS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On May 13, 2026, the Sponsor was issued 5,031,250 Class B ordinary shares (the “Founder Shares”) for an aggregate price of $25,000 paid to cover certain expenses on behalf of the Company. The Founder Shares include an aggregate of up to 656,250 Class B ordinary shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment option is not exercised in full or in part, so that the Company’s initial shareholders will collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the initial shareholders do not purchase any Public Shares in the Initial Public Offering). On July 6, 2026, the underwriter exercised its over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 656,250 Founder Shares are no longer subject to forfeiture.

On June 2, 2026, the Sponsor assigned and transferred an aggregate of 200,000 Founder Shares to directors, officers, and advisors (25,000 Founder Shares each). In addition, the Sponsor agreed to pay a cash compensation to Sir Ralf Speth (the Chairman of the Company) and Dr. Stefan Berger (the Company’s Chief Investment Officer) of $250,000 each after the completion of business combination, which the Sponsor, in its sole discretion can also pay by transferring 25,000 Founder Shares each in lieu of such cash payment (as discussed in Deferred Compensation Agreement). All Founder Shares assigned and transferred are in exchange for their services as directors, officers, and advisors through the Company’s initial Business Combination, which shall be forfeited automatically without consideration if the directors, officers, and advisors are no longer serving the Company on or prior to the initial Business Combination. The Founder Shares assigned and transferred to the directors, officers, and advisors are in the scope of FASB ASC Topic 718. Under FASB ASC Topic 718, share-based compensation associated with equity classified awards is measured at fair value upon the assignment/grant date. The total fair value of the 200,000 Founder Shares assigned and transferred to the directors, officers, and advisors was $1,000 or $0.005 per share. The Company established the initial fair value of Founder Shares assigned and transferred as the same price that the Sponsor paid for Founder Shares. Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares times the assignment/grant date fair value per share (unless subsequently modified) less the amount initially received for the assignment and transfer of Founder Shares. As of June 30, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no share-based compensation expense has been recognized.

The Company’s initial shareholders have agreed not to transfer, assign or sell any of their Founder Shares and any Class A ordinary shares issued upon conversion thereof until the earlier to occur of (i) one year after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s initial shareholders with respect to any Founder Shares (the “Lock-up”). Notwithstanding the foregoing, if (1) the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading-day period commencing at least 150 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the Lock-up.

Promissory Note - Related Party

On May 13, 2026, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan is non-interest bearing, unsecured and due at the earlier of September 30, 2026, or the closing of the Initial Public Offering. As of June 30, 2026, the Company had borrowed $135,000 under the promissory note. Subsequently, on July 6, 2026, the promissory note was paid in full by the Company at the closing of the Initial Public Offering. Borrowings under the promissory note are no longer available.

Advances from Related Parties

As of June 30, 2026, the Company had $1,112 outstanding borrowings under advances from related parties which consist of expenses paid by a Company officer and the Sponsor on behalf of the Company. The advances from related parties are non-interest bearing and due on demand. As of July 6, 2026, the Initial Public Offering closing date, the Company had a total of $1,367 outstanding borrowings under advances from related parties which was paid in full to the Company officer and the Sponsor in July 2026.

Working Capital Loans

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, including the repayment of loans from the Sponsor to pay for any amount deposited to pay for any extension of the time to complete the initial Business Combination, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.00 per Private Placement Warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2026, no such Working Capital Loans were outstanding.

MERIDIAN3 INDUSTRIALS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 5. RELATED PARTY TRANSACTIONS (cont.)

Administrative Services and Indemnification Agreement

The Company entered into an agreement with the Sponsor, commencing on July 1, 2026, the date that the Company’s securities are first listed with Nasdaq, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a monthly fee of $20,000 (“Services Fee”) for office space, administrative and, personnel support services, subject to the following:

(a)	Immediately Payable Portion – the portion of the monthly Services Fee equal to the Sponsor’s actual, documented out-of-pocket expenses incurred in providing the services for the relevant calendar month (the “Expense Portion”) shall be due and payable monthly in arrears within 5 business days following the end of each calendar month.
(b)	Deferred Portion – to the extent that the Services Fee for any calendar month exceeds the Expense Portion for that month (such excess, the “Unspent Portion”), the Unspent Portion shall be deferred and shall not become due and payable until the consummation of a Business Combination. Upon consummation of a Business Combination on or prior to the termination date, the aggregate cumulative Unspent Portion accrued during the services period shall become immediately due and payable to the Sponsor.
(c)	Forfeiture – if a Business Combination is not consummated on or prior to the termination date, the aggregate cumulative Unspent Portion accrued during the services period shall be automatically and irrevocably forfeited, and the Company shall have no obligation to pay any such amount to the Sponsor.

The Company agrees to indemnify and hold harmless the Sponsor and its directors, officers, employees, principals, managers, partners, members, shareholders, equity holders, control persons, affiliates, agents, advisors, consultants and representatives (the “Indemnitees”) from any claims, losses, liabilities, obligations, causes of action, proceedings (whether pending or threatened), investigations, damages, awards, settlements, judgments, decrees, fees, costs, penalties, amounts paid in settlement or expenses (including interest, assessments and other charges in connection therewith and reasonable fees and disbursements of attorneys and other professional advisors and costs of suit) arising out of or relating to any pending or threatened claim, action, suit, proceeding or investigation against any of them or in which any of them may be a participant or may otherwise be involved (including as a witness) that arises out of or relates to (i) the Initial Public Offering of the Company’s securities or the Company’s operations or conduct of its business (including, for the avoidance of doubt, a Business Combination), (ii) in respect of any investment opportunities sourced by the Sponsor and its affiliates, and/or (iii) any claim against the Sponsor alleging any expressed or implied management or endorsement by the Sponsor of any activities of the Company or any express or implied association between the Sponsor, on the one hand, and the Company or any of its affiliates, on the other hand. The Indemnitee will promptly notify the Company in writing of any indemnified claim provided that failure or delay to give such notice shall not relieve the Company of its indemnification obligations hereunder to the extent such failure has not materially prejudiced the indemnifying party. The Company will, at its expense, undertake the defense of such claim with attorneys of its own choosing reasonably satisfactory in all respects to such Indemnitee, subject to the right of such Indemnitee to undertake such defense.

As of June 30, 2026, such agreement was not executed, and the Company did not incur any fees for these services.

Deferred Compensation Agreement

On June 2, 2026, the Sponsor entered into an agreement with the Chairman of the Company and the Company’s Chief Investment Officer (collectively, the “Recipients”) for the services provided by them until Business Combination. The Sponsor agreed to pay a cash compensation of $250,000 each for their services (“Deferred Cash Compensation”) only following upon the end of the Lock-up period, or in lieu of Deferred Cash Compensation, the Sponsor may, in its sole discretion, assign and transfer 25,000 Founder Shares each, subject to terms and conditions as set forth in the agreement. As of June 30, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no share-based compensation expense has been recognized in the Company’s unaudited financial statements.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in the Middle East and Ukraine. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination.

MERIDIAN3 INDUSTRIALS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 6. COMMITMENTS AND CONTINGENCIES (Cont.)

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and the Class A ordinary shares underlying such Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement signed on July 1, 2026. The holders of these securities are entitled to make up to three demands, excluding short-form demands, that the Company registers such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. In addition, Cantor may participate in a piggyback registration only during the seven-year period beginning on the effective date of the Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriter had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 2,625,000 Units to cover over-allotments, if any. On July 6, 2026, simultaneously with the closing of the Initial Public Offering, the underwriter elected to fully exercise its over-allotment option to purchase an additional 2,625,000 Units at a price of $10.00 per Unit.

The underwriter is entitled to a cash underwriting discount of $3,500,000 (2.0% of the gross proceeds of the Units sold in the Initial Public Offering, excluding any proceeds from Units sold pursuant to the underwriter’s over-allotment option), of which (i) $0.10 per Unit, or $1,750,000 in the aggregate has been paid to the underwriter in cash, and (ii) $0.10 per Unit, or $1,750,000 in the aggregate has been used by the underwriter to purchase 1,750,000 Private Placement Warrants. Additionally, the underwriter is entitled to a deferred underwriting discount of 4.0% of the gross proceeds of the Initial Public Offering held in the Trust Account other than those sold pursuant to the underwriter’s over-allotment option and 6.0% of the gross proceeds sold pursuant to the underwriter’s over-allotment option, or $8,575,000 in the aggregate upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement executed on July 1, 2026.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference shares - The Company is authorized to issue 1,750,000 preference shares with a par value of $0.0001 per share. As of June 30, 2026, there were no preference shares issued or outstanding.

Class A ordinary shares - The Company is authorized to issue 175,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2026, there were no Class A ordinary shares issued or outstanding.

Class B ordinary shares - The Company is authorized to issue 17,500,000 Class B ordinary shares with a par value of $0.0001 per share. On May 13, 2026, the Sponsor was issued 5,031,250 Founder Shares for an aggregate price of $25,000 paid to cover certain expenses on behalf of the Company, which includes an aggregate of up to 656,250 Founder Shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment option is not exercised in full or in part. On July 6, 2026, the underwriter exercised its over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 656,250 Founder Shares are no longer subject to forfeiture. As of June 30, 2026, there were 5,031,250 Class B ordinary shares issued and outstanding.

The Founder Shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination, or at any time prior thereto at the option of the holders thereof, on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of the initial Business Combination, the ratio at which the Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 20% of the sum of (i) the total number of all ordinary shares outstanding upon the completion of the Initial Public Offering (including any Class A ordinary shares issued pursuant to the underwriter’s over-allotment option and excluding the Class A ordinary shares underlying the Private Placement Warrants issued to the Sponsor or the underwriter), plus (ii) all Class A ordinary shares issued or deemed issued or issuable upon the conversion or exercise of any equity-linked securities issued or deemed issued in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued to the Sponsor or any of its affiliates or to the Company’s officers and directors upon conversion of Working Capital Loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders prior to or in connection with an initial Business Combination, provided that in no event shall the conversion ratio be less than one-to-one.

MERIDIAN3 INDUSTRIALS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 7. SHAREHOLDERS’ DEFICIT (cont.)

Holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders (except as specified below). Unless specified in the amended and restated memorandum and articles of association or as required by the Companies Act or stock exchange rules, an ordinary resolution under Cayman Islands law and the amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions require a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the Company’s amended and restated memorandum and articles of association, such actions include amending the amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the Company’s initial Business Combination, the holders of more than 50% of the ordinary shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B ordinary shares will (i) have the right to vote on the appointment and removal of directors and (ii) be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A ordinary shares will not be entitled to vote on these matters during such time. These provisions of the amended and restated memorandum and articles of association may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

Warrants - Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current. No warrant will be exercisable and the Company will not be obligated to issue a Class A ordinary share upon exercise of a warrant unless the Class A ordinary share issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a Unit containing such warrants will have paid the full purchase price for the Unit solely for the Class A ordinary share underlying such Unit.

Under the terms of the warrant agreement, the Company has agreed that, as soon as practicable, but in no event later than 20 business days after the closing of its Business Combination, it will use commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement for the Initial Public Offering or a new registration statement covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use its commercially reasonable efforts to cause the same to become effective within 60 business days following the Company’s initial Business Combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

MERIDIAN3 INDUSTRIALS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 7. SHAREHOLDERS’ DEFICIT (cont.)

If the holders exercise their Public Warrants on a cashless basis, they would pay the warrant exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” of the Class A ordinary shares over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable.

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00: The Company may redeem the outstanding warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and
●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30-trading-day period commencing at least 30 days after completion of the Company’s initial Business Combination and ending three business days before the Company sends the notice of redemption to the warrant holders.

Additionally, if the number of outstanding Class A ordinary shares is increased by a share capitalization payable in Class A ordinary shares, or by a subdivision of ordinary shares or other similar event, then, on the effective date of such share capitalization, subdivision or similar event, the number of Class A ordinary shares issuable on exercise of each warrant will be increased in proportion to such increase in the outstanding ordinary shares. A rights offering made to all or substantially all holders of ordinary shares entitling holders to purchase Class A ordinary shares at a price less than the fair market value will be deemed a share capitalization of a number of Class A ordinary shares equal to the product of (i) the number of Class A ordinary shares actually sold in such rights offering (or issuable under any other equity securities sold in such rights offering that are convertible into or exercisable for Class A ordinary shares) and (ii) the quotient of (x) the price per Class A ordinary share paid in such rights offering and (y) the fair market value. For these purposes (i) if the rights offering is for securities convertible into or exercisable for Class A ordinary shares, in determining the price payable for Class A ordinary shares, there will be taken into account any consideration received for such rights, as well as any additional amount payable upon exercise or conversion and (ii) fair market value means the volume weighted average price of Class A ordinary shares as reported during the ten (10) trading day period ending on the trading day prior to the first date on which the Class A ordinary shares trade on the applicable exchange or in the applicable market, regular way, without the right to receive such rights.

The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering except that, so long as they are held by the Sponsor, Cantor or their permitted transferees, the Private Placement Warrants (i) are not redeemable by the Company, (ii) may not (including the Class A ordinary shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (iii) may be exercised by the holders on cashless basis, (iv) are entitled to registration rights, and (v) with respect to Private Placement Warrants held by Cantor and/or its designees, will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with FINRA Rule 5110(g)(8).

NOTE 8. SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report, in their unaudited financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reporting segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited statement of operations as net income or loss. The measure of segment assets is reported on the unaudited balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

June 30,
2026
Cash	$245
Deferred offering costs	$382,584

MERIDIAN3 INDUSTRIALS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 8. SEGMENT INFORMATION (Cont.)

For the Period from
May 11, 2026
(Inception) through
June 30, 2026
Formation, general, and administrative costs	$53,327

The CODM reviews formation, general, and administrative costs to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Completion Window. The CODM also reviews formation, general, and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation, general, and administrative costs, as reported on the unaudited statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

The CODM reviews the position of total assets as reported in the Company’s unaudited balance sheet to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available to the Company. Additionally, the CODM regularly reviews the status of deferred offering costs incurred to assess if these are in line with the planned use of proceeds raised from the Initial Public Offering. The CODM will review the interests and/or dividends that will be earned and accrued on investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the unaudited financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited financial statements.

The registration statement for the Company’s Initial Public Offering was declared effective on July 1, 2026.

The Company entered into an agreement with the Sponsor, commencing on July 1, 2026, the date that the Company’s securities were first listed with Nasdaq, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a monthly fee of $20,000 for office space, administrative and, personnel support services.

On July 6, 2026, the Company consummated the Initial Public Offering of 20,125,000 Units, including 2,625,000 Units issued as a result of the full exercise by the underwriter of its over-allotment option, at $10.00 per Unit, generating gross proceeds of $201,250,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 5,500,000 Private Placement Warrants to the Sponsor and Cantor, at a price of $1.00 per Private Placement Warrant, or $5,500,000 in the aggregate, in a private placement.

Following the closing of the Initial Public Offering, on July 6, 2026, an amount of $201,250,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and Private Placement Warrants was placed in the Trust Account, with Continental Stock Transfer & Trust Company acting as trustee.

Transaction costs amounted to $12,627,020, consisting of $3,500,000 of cash underwriting fees, $8,575,000 of deferred underwriting fees, and $552,020 of other offering costs.

The underwriter is entitled to a cash underwriting discount of $3,500,000 (2.0% of the gross proceeds of the Units sold in the Initial Public Offering, excluding any proceeds from Units sold pursuant to the underwriter’s over-allotment option), of which (i) $0.10 per Unit, or $1,750,000 in the aggregate has been paid to the underwriter in cash, and (ii) $0.10 per Unit, or $1,750,000 in the aggregate has been used by the underwriter to purchase 1,750,000 Private Placement Warrants. Additionally, the underwriter is entitled to a deferred underwriting discount of 4.0% of the gross proceeds of the Initial Public Offering held in the Trust Account other than those sold pursuant to the underwriter’s over-allotment option and 6.0% of the gross proceeds sold pursuant to the underwriter’s over-allotment option, or $8,575,000 in the aggregate upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement executed on July 1, 2026.

On July 6, 2026, the underwriter exercised its over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 656,250 Founder Shares are no longer subject to forfeiture.

Subsequently, on July 6, 2026, the promissory note was paid in full by the Company at the closing of the Initial Public Offering. Borrowings under the promissory note are no longer available.

As of July 6, 2026, the Initial Public Offering closing date, the Company had a total of $1,367 outstanding borrowings under advances from related parties which was paid in full to the Company officer and the Sponsor in July 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Meridian3 Industrials Acquisition Corp References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Meridian3 Partners Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on May 11, 2026. We were formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”). We are not limited to a particular industry or geographic region for purposes of consummating a Business Combination. We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies. We may pursue an initial Business Combination in any business or industry but expect to target opportunities and companies operating within the broader industrial technology sector, specifically focusing on Industry 4.0, smart manufacturing, next-generation mobility, or related sectors.

We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 11, 2026 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues. Subsequent to the Initial Public Offering, we expect to generate non-operating income in the form of interest and/or dividend income on investments held in our trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses related to potential business combinations.

For the period from May 11, 2026 (inception) through June 30, 2026, we had a net loss of $53,327, which consisted of formation, general, and administrative costs.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor. As of June 30, 2026, we had cash of $245 and working capital deficit of $410,911.

Subsequent to the period covered by this Quarterly Report, on July 6, 2026, we consummated the Initial Public Offering of 20,125,000 Units including 2,625,000 Units issued as a result of the full exercise by the underwriter of its over-allotment option, at $10.00 per Unit, generating gross proceeds of $201,250,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 5,500,000 Private Placement Warrants to the Sponsor and Cantor Fitzgerald & Co., the sole underwriter of the Initial Public Offering (“Cantor”), at a price of $1.00 per Private Placement Warrant, or $5,500,000 in the aggregate, in a private placement.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Warrants, a total of $201,250,000 was placed in the Trust Account. We incurred total transaction costs of $12,627,020, consisting of $3,500,000 of cash underwriting fees, $8,575,000 of deferred underwriting fees, and $552,020 of other offering costs.

For the period from May 11, 2026 (inception) through June 30, 2026, net cash used in operating activities was $4,750. Net loss of $53,327 was affected by payment of formation, general, and administrative costs through promissory note – related party of $37,421. Changes in operating assets and liabilities provided $11,156 of cash for operating activities.

For the period from May 11, 2026 (inception) through June 30, 2026, net cash provided by financing activities was $4,995, which consists of proceeds from promissory note – related party of $97,579 and offset by payment of deferred offering costs of $92,584.

At the time of a business combination, Class A shareholders will have the right to redeem their shares for their pro rata portion of the Trust. We intend to use substantially all of the funds remaining in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete a business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. We cannot provide assurance that we will complete a business combination.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.00 per Private Placement Warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. The terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such working capital loans. As of June 30, 2026, no such working capital loans were outstanding.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services and Indemnification Agreement

The Company entered into an agreement with the Sponsor, commencing on July 1, 2026, the date that the Company’s securities are first listed with Nasdaq, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a monthly fee of $20,000 (“Services Fee”) for office space, administrative and, personnel support services, subject to the following:

(a)	Immediately Payable Portion – the portion of the monthly Services Fee equal to the Sponsor’s actual, documented out-of-pocket expenses incurred in providing the services for the relevant calendar month (the “Expense Portion”) shall be due and payable monthly in arrears within 5 business days following the end of each calendar month.
(b)	Deferred Portion – to the extent that the Services Fee for any calendar month exceeds the Expense Portion for that month (such excess, the “Unspent Portion”), the Unspent Portion shall be deferred and shall not become due and payable until the consummation of a Business Combination. Upon consummation of a Business Combination on or prior to the termination date, the aggregate cumulative Unspent Portion accrued during the services period shall become immediately due and payable to the Sponsor.
(c)Forfeiture – if a Business Combination is not consummated on or prior to the termination date, the aggregate cumulative Unspent Portion accrued during the services period shall be automatically and irrevocably forfeited, and the Company shall have no obligation to pay any such amount to the Sponsor.

The Company agrees to indemnify and hold harmless the Sponsor and its directors, officers, employees, principals, managers, partners, members, shareholders, equity holders, control persons, affiliates, agents, advisors, consultants and representatives (the “Indemnitees”) from any claims, losses, liabilities, obligations, causes of action, proceedings (whether pending or threatened), investigations, damages, awards, settlements, judgments, decrees, fees, costs, penalties, amounts paid in settlement or expenses (including interest, assessments and other charges in connection therewith and reasonable fees and disbursements of attorneys and other professional advisors and costs of suit) arising out of or relating to any pending or threatened claim, action, suit, proceeding or investigation against any of them or in which any of them may be a participant or may otherwise be involved (including as a witness) that arises out of or relates to (i) the Initial Public Offering of the Company’s securities or the Company’s operations or conduct of its business (including, for the avoidance of doubt, a Business Combination), (ii) in respect of any investment opportunities sourced by the Sponsor and its affiliates, and/or (iii) any claim against the Sponsor alleging any expressed or implied management or endorsement by the Sponsor of any activities of the Company or any express or implied association between the Sponsor, on the one hand, and the Company or any of its affiliates, on the other hand. The Indemnitee will promptly notify the Company in writing of any indemnified claim provided that failure or delay to give such notice shall not relieve the Company of its indemnification obligations hereunder to the extent such failure has not materially prejudiced the indemnifying party. The Company will, at its expense, undertake the defense of such claim with attorneys of its own choosing reasonably satisfactory in all respects to such Indemnitee, subject to the right of such Indemnitee to undertake such defense.

Deferred Compensation Agreement

On June 2, 2026, the Sponsor entered into an agreement with the Chairman of the Company and the Company’s Chief Investment Officer (collectively, the “Recipients”) for the services provided by them until Business Combination. The Sponsor agreed to pay a cash compensation of $250,000 each for their services (“Deferred Cash Compensation”) only following upon the end of the Lock-up period, or in lieu of Deferred Cash Compensation, the Sponsor may, in its sole discretion, assign and transfer 25,000 Founder Shares each, subject to terms and conditions as set forth in the agreement. As of June 30, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no share-based compensation expense has been recognized in the Company’s unaudited financial statements.

Underwriting Agreement

The underwriter had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 2,625,000 Units to cover over-allotments, if any. On July 6, 2026, simultaneously with the closing of the Initial Public Offering, the underwriter elected to fully exercise its over-allotment option to purchase an additional 2,625,000 Units at a price of $10.00 per Unit.

The underwriter is entitled to a cash underwriting discount of $3,500,000 (2.0% of the gross proceeds of the Units sold in the Initial Public Offering, excluding any proceeds from Units sold pursuant to the underwriter’s over-allotment option), of which (i) $0.10 per Unit, or $1,750,000 in the aggregate has been paid to the underwriter in cash, and (ii) $0.10 per Unit, or $1,750,000 in the aggregate has been used by the underwriter to purchase 1,750,000 Private Placement Warrants. Additionally, the underwriter is entitled to a deferred underwriting discount of 4.0% of the gross proceeds of the Initial Public Offering held in the Trust Account other than those sold pursuant to the underwriter’s over-allotment option and 6.0% of the gross proceeds sold pursuant to the underwriter’s over-allotment option, or $8,575,000 in the aggregate upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement executed on July 1, 2026.

Critical Accounting Estimates

The preparation of unaudited financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of June 30, 2026 due to the material weakness of inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, information technology, financial reporting and record keeping. However, the Certifying Officers completed a review of the accounting for material transactions covering this interim period and determined that the financial statements presented were complete and accurate and in conformity with U.S. generally accepted accounting principles. The Certifying Officers intend to add or adjust procedures going forward in order to meet requirements for adequate internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q include the risk factors described in our final prospectus under the heading “Risk Factors” for our Initial Public Offering filed with the SEC, which risk factors are incorporated herein by reference. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Subsequent to the quarterly period covered by this Quarterly Report, on July 6, 2026, we consummated the Initial Public Offering of 20,125,000 Units including 2,625,000 Units issued as a result of the full exercise by the underwriter of its over-allotment option, at $10.00 per Unit, generating gross proceeds of $201,250,000. Cantor acted as sole book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-296506). The Securities and Exchange Commission declared the registration statement effective on July 1, 2026.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 5,500,000 Private Placement Warrants to the Sponsor and Cantor, at a price of $1.00 per Private Placement Warrant, or $5,500,000 in the aggregate, in a private placement.

The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering except that, so long as they are held by the Sponsor, Cantor or their permitted transferees, the Private Placement Warrants (i) are not redeemable by the Company, (ii) may not (including the Class A ordinary shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (iii) may be exercised by the holders on cashless basis, (iv) are entitled to registration rights, and (v) with respect to Private Placement Warrants held by Cantor and/or its designees, will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with Financial Industry Regulatory Authority (“FINRA”) Rule 5110(g)(8).

Of the gross proceeds received from the Initial Public Offering and the portion of the proceeds from the sale of the Private Placement Warrants, an aggregate of $201,250,000 was placed in the Trust Account.

We incurred total transaction costs of $12,627,020, consisting of $3,500,000 of cash underwriting fees, $8,575,000 of deferred underwriting fees, and $552,020 of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description of Exhibits
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERIDIAN3 INDUSTRIALS ACQUISITION CORP

Date: August 10, 2026	By:	/s/ F. Jeremey Mistry
	Name:	F. Jeremey Mistry
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 10, 2026	By:	/s/ Jeffrey H. Foster
	Name:	Jeffrey H. Foster
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)