Form 10-Q
period 2026-09-30
Meridian3 Industrials Acquisition Corp
filed 2026-11-04
CIK 2136530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 3, 2026, there were 20,125,000 Class A ordinary shares, $0.0001 par value and 5,031,250 Class B ordinary shares, $0.0001 par value, issued and outstanding.

MERIDIAN3 INDUSTRIALS ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

Page
Part I. Financial Information
Item 1. Interim Financial Statements	1
Balance Sheet as of September 30, 2026 (Unaudited)	1
Statements of Operations for the Three Months Ended September 30, 2026 and for the Period from May 11, 2026 (Inception) through September 30, 2026 (Unaudited)	2
Statements of Changes in Shareholders’ Deficit for the Three Months Ended September 30, 2026 and for the Period from May 11, 2026 (Inception) through September 30, 2026 (Unaudited)	3
Statement of Cash Flows for the Period from May 11, 2026 (Inception) through September 30, 2026 (Unaudited)	4
Notes to Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Item 4. Controls and Procedures	21
Part II. Other Information
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Mine Safety Disclosures	22
Item 5. Other Information	22
Item 6. Exhibits	23
Signatures	24

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

MERIDIAN3 INDUSTRIALS ACQUISITION CORP

BALANCE SHEET

SEPTEMBER 30, 2026

(UNAUDITED)

Assets
Current Assets
Cash and cash equivalents	$1,051,153
Prepaid expenses	176,450
Total Current Assets	1,227,603

Long-term prepaid insurance	108,750
Cash and investments held in Trust Account	202,988,936
Total Assets	$204,325,289

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current Liabilities
Accrued expenses	$13,390
Accrued expenses – related party	60,000
Accrued offering costs	81,936
Total Current Liabilities	155,326

Deferred underwriting fee payable	8,575,000
Total Liabilities	8,730,326

Commitments and contingencies (Note 6)

Class A ordinary shares subject to possible redemption, 20,125,000 shares at redemption value of $10.09 per share	202,988,936

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,750,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 175,000,000 shares authorized; none issued or outstanding (excluding 20,125,000 Class A ordinary shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value; 17,500,000 shares authorized; 5,031,250 shares issued and outstanding	503
Additional paid-in capital	—
Accumulated deficit	(7,394,476)
Total Shareholders’ Deficit	(7,393,973)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$204,325,289

The accompanying notes are an integral part of the unaudited financial statements.

MERIDIAN3 INDUSTRIALS ACQUISITION CORP

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 AND FOR THE PERIOD FROM MAY 11, 2026 (INCEPTION) THROUGH SEPTEMBER 30, 2026

(UNAUDITED)

		For the Period from
	For the Three	May 11, 2026
	Months Ended	(Inception) through
	September 30, 2026	September 30, 2026
Formation, general, and administrative costs	$246,656	$299,983
Loss from operations	(246,656)	(299,983)

Other income:
Interest and dividends earned on cash and investments held in Trust Account	1,738,936	1,738,936
Interest earned on operating account	8,030	8,030
Total other income	1,746,966	1,746,966

Net income	$1,500,310	$1,446,983

Weighted average shares outstanding, Class A ordinary shares	18,812,500	12,188,380
Basic and diluted net income per share, Class A ordinary shares	$0.06	$0.09

Weighted average shares outstanding, Class B ordinary shares – basic (1)	4,988,451	4,772,447

Weighted average shares outstanding, Class B ordinary shares – diluted	5,031,250	4,800,176

Basic and diluted net income per share, Class B ordinary shares	$0.06	$0.09
(1)	Excludes, for the period prior to July 6, 2026, an aggregate of up to 656,250 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter (see Note 5). On July 6, 2026, the underwriter exercised its over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 656,250 Founder Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited financial statements.

MERIDIAN3 INDUSTRIALS ACQUISITION CORP

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 AND FOR THE PERIOD FROM MAY 11, 2026 (INCEPTION) THROUGH SEPTEMBER 30, 2026

(UNAUDITED)

	Class A		Class B				Total
	Ordinary Shares		Ordinary Shares(1)		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance - May 11, 2026 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares (1)	—	—	5,031,250	503	24,497	—	25,000

Net loss	—	—	—	—	—	(53,327)	(53,327)

Balance — June 30, 2026 (Unaudited)	—	$—	5,031,250	$503	$24,497	$(53,327)	$(28,327)

Sale of 5,500,000 Private Placement Warrants	—	—	—	—	5,500,000	—	5,500,000

Fair value of Warrants included in Public units	—	—	—	—	5,272,750	—	5,272,750

Allocated value of transaction costs to Public and Private Placement Warrants	—	—	—	—	(345,128)	—	(345,128)

Accretion of Class A ordinary shares subject to redemption upon initial measurement	—	—	—	—	(10,452,119)	(7,102,523)	(17,554,642)

Subsequent accretion of Class A ordinary shares subject to redemption to redemption amount	—	—	—	—	—	(1,738,936)	(1,738,936)

Net income	—	—	—	—	—	1,500,310	1,500,310

Balance — September 30, 2026 (Unaudited)	—	$—	5,031,250	$503	$—	$(7,394,476)	$(7,393,973)
(1)	Includes an aggregate of up to 656,250 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5). On July 6, 2026, the underwriter exercised its over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 656,250 Founder Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited financial statements.

MERIDIAN3 INDUSTRIALS ACQUISITION CORP

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MAY 11, 2026 (INCEPTION) THROUGH SEPTEMBER 30, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$1,446,983
Adjustments to reconcile net income to net cash used in operating activities:
Payment of formation, general, and administrative costs through promissory note – related party	37,421
Interest and dividends earned on cash and investments held in Trust Account	(1,738,936)
Changes in operating assets and liabilities:
Prepaid expenses	(176,450)
Long-term prepaid insurance	(108,750)
Advances from related parties	1,367
Accrued expenses – related party	60,000
Accrued expenses	13,390
Net cash used in operating activities	(464,975)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(201,250,000)
Net cash used in investing activities	(201,250,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	199,500,000
Proceeds from sale of Private Placement Warrants	3,750,000
Proceeds from promissory note – related party	97,579
Repayment of promissory note – related party	(135,000)
Repayment of advances from related parties	(1,367)
Payment of offering costs	(445,084)
Net cash provided by financing activities	202,766,128

Net change in cash and cash equivalents	1,051,153
Cash and cash equivalents - Beginning of period	―
Cash and cash equivalents - End of period	$1,051,153

Supplemental disclosure of non-cash investing and financing activities:
Offering costs included in accrued offering costs	$81,936
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000
Reclassification of prepaid expenses to deferred offering costs	$25,000
Accretion of Class A ordinary shares subject to redemption upon initial measurement	$17,554,642
Subsequent accretion of Class A ordinary shares subject to redemption to redemption amount	$1,738,936
Deferred underwriting fee payable	$8,575,000
Underwriting discount applied to purchase of Private Placement Warrants by the underwriter	$1,750,000

The accompanying notes are an integral part of the unaudited financial statements.

MERIDIAN3 INDUSTRIALS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Meridian3 Industrials Acquisition Corp (the “Company”) is a blank check company incorporated in the Cayman Islands on May 11, 2026. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. The Company may pursue an initial Business Combination in any business or industry but expects to target opportunities and companies operating within the broader industrial technology sector, specifically focusing on Industry 4.0, smart manufacturing, next-generation mobility, or related sectors.

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from May 11, 2026 (inception) through September 30, 2026 relates to the Company’s formation and the Initial Public Offering (as described below) and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest and/or dividend income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (cont.)

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest and/or dividend earned on the funds held in the Trust Account (which interest and/or dividend shall be net of taxes paid or payable, excluding any 1% U.S. federal excise tax on stock repurchases under the Inflation Reduction Act of 2022, or similar tax, that is imposed on us, if any), divided by the number of then outstanding Public Shares, subject to the limitations. As of July 6, 2026, the Initial Public Offering closing date, the amount in the Trust Account was $10.00 per Public Share. As of September 30, 2026, the amount in the Trust Account was approximately $10.09 per Public Share. The amount in the Trust Account as of September 30, 2026 includes $616,369 of dividends earned on the money market fund held in the Trust Account during September 2026 that were paid into the Trust Account in October 2026. These dividends were accrued and recognized as income as of September 30, 2026 and are included in cash and investments held in the Trust Account on the accompanying unaudited balance sheet.

The Class A ordinary shares subject to redemption are recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

The Company will have only the duration of the Completion Window to complete the initial Business Combination. If the Company anticipates that it may be unable to consummate its initial Business Combination within the 24-month period, it may seek shareholder approval to amend its amended and restated memorandum and articles of association to extend the date by which it must consummate its initial Business Combination. However, if the Company is unable to complete its initial Business Combination within the Completion Window, the Company will as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest and/or dividend earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless, if the Company fails to complete the initial Business Combination within the Completion Window.

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

On August 21, 2026, the Company announced that, commencing on August 24, 2026, the holders of the Company’s units may elect to separately trade the Class A ordinary shares and the warrants included in the units. Those units not separated continued to trade on Nasdaq under the symbol “MIACU” and the Class A ordinary shares and warrants that were separated trade under the symbols “MIAC” and “MIACW,” respectively.

MERIDIAN3 INDUSTRIALS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited financial statements include all adjustments of a normal recurring nature which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on July 2, 2026, the Company’s Current Report on Form 8-K, as filed with the SEC on July 10, 2026, and the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, as filed with the SEC on August 10, 2026. The interim results for the three months ended September 30, 2026 and for the period from May 11, 2026 (inception) through September 30, 2026, are not necessarily indicative of the results to be expected for the period ending December 31, 2026 or for any future periods.

Liquidity and Capital Resources

The Company’s liquidity needs up to July 6, 2026 had been satisfied through the payment of $25,000 by the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares and the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5). Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. As of September 30, 2026, the Company had cash and cash equivalents of $1,051,153 and working capital of $1,072,277.

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

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, the Company is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

SEPTEMBER 30, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2026, the Company had cash and cash equivalents of $1,051,153, consisting of cash of $43,123 held in an operating bank account and cash equivalents of $1,008,030. Cash equivalents consist of $1,005,059 invested in a U.S. Treasury money market fund held through the sweep program of a securities brokerage account and $2,971 of dividends earned on the money market fund in September 2026, which were accrued as of September 30, 2026 and received in October 2026.

Cash and Investments Held in Trust Account

As of September 30, 2026, the assets held in the Trust Account amounted to $202,988,936, consisting of $202,372,567 held in a money market fund which invests primarily in U.S. Treasury securities and $616,369 of dividends earned in September 2026, which were accrued as of September 30, 2026 and received in the Trust Account in October 2026. The Company’s cash and investments held in the Trust Account are presented on the unaudited balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account, together with interest and dividend income, are included in interest and dividends earned on cash and investments held in Trust Account in the accompanying unaudited statements of operations. The estimated fair values of cash and investments held in the Trust Account are determined using available market information. Dividends earned but not yet received are accrued and included in cash and investments held in the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000, and cash equivalents held in a securities brokerage account, which, at times, may exceed the Securities Investor Protection Corporation (“SIPC”) coverage limit of $250,000 for cash equivalents. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, result of operations, and cash flows.

Offering Costs

The Company complies with the requirements of the FASB ASC Topic 340-10-S99, “Other Assets and Deferred Costs – SEC Materials,” and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Public Shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Public Shares. On July 6, 2026, upon the completion of the Initial Public Offering, offering costs allocated to Public Shares were charged to temporary equity and offering costs allocated to the Public and Private Placement Warrants were charged to shareholders’ deficit as Public and Private Placement Warrants after management’s evaluation are accounted for under equity treatment.

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

MERIDIAN3 INDUSTRIALS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. Weighted average Class B ordinary shares for the period prior to July 6, 2026 were reduced for the effect of an aggregate of 656,250 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriter (see Note 5). For purposes of diluted net income per Class B ordinary share, the 656,250 Class B ordinary shares that were no longer subject to forfeiture upon the full exercise of the over-allotment option on July 6, 2026 are included as of the beginning of the interim period in which the over-allotment option was exercised. Accretion associated with the redeemable Class A ordinary shares is excluded from net income (loss) per ordinary share as the redemption value approximates fair value.

The calculation of diluted net income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) Private Placement, since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 15,562,500 Class A ordinary shares in the aggregate. As of September 30, 2026, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended		For the Period from May 11, 2026
	September 30, 2026		(Inception) through September 30, 2026
	Class A	Class B	Class A	Class B
Basic net income per ordinary share
Numerator:
Allocation of net income	$1,185,859	$314,451	$1,039,830	$407,153
Denominator:
Basic weighted average ordinary shares outstanding	18,812,500	4,988,451	12,188,380	4,772,447
Basic net income per ordinary share	$0.06	$0.06	$0.09	$0.09

Diluted net income per ordinary share
Numerator:
Allocation of net income	$1,183,731	$316,579	$1,038,133	$408,850
Denominator:
Diluted weighted average ordinary shares outstanding	18,812,500	5,031,250	12,188,380	4,800,176
Diluted net income per ordinary share	$0.06	$0.06	$0.09	$0.09

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the unaudited balance sheet, primarily due to their short-term nature, other than cash equivalents and the money market fund held in the Trust Account, which are presented at fair value (see Note 9).

MERIDIAN3 INDUSTRIALS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Warrants

The Company accounted for the Public and Private Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. As of September 30, 2026, there were 10,062,500 Public Warrants and 5,500,000 Private Placement Warrants issued and outstanding.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of the Public Shares results in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026, the 20,125,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited balance sheet. As of September 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the unaudited balance sheet are reconciled in the following table:

Gross proceeds	$201,250,000
Less:
Proceeds allocated to Public Warrants	(5,272,750)
Public Shares issuance costs	(12,281,892)
Plus:
Remeasurement of carrying value to redemption value	17,554,642
Class A ordinary shares subject to possible redemption, July 6, 2026	201,250,000
Plus:
Remeasurement of carrying value to redemption value	1,738,936
Class A ordinary shares subject to possible redemption, September 30, 2026	$202,988,936

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

MERIDIAN3 INDUSTRIALS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

On June 2, 2026, the Sponsor assigned and transferred an aggregate of 200,000 Founder Shares to directors, officers, and advisors (25,000 Founder Shares each). In addition, the Sponsor agreed to pay a cash compensation to Sir Ralf Speth (the Chairman of the Company) and Dr. Stefan Berger (the Company’s Chief Investment Officer) of $250,000 each after the completion of business combination and upon the end of the Lock-up period, which the Sponsor, in its sole discretion can also pay by transferring 25,000 Founder Shares each in lieu of such cash payment (as discussed in Deferred Compensation Agreement). All Founder Shares assigned and transferred are in exchange for their services as directors, officers, and advisors through the Company’s initial Business Combination, which shall be forfeited automatically without consideration if the directors, officers, and advisors are no longer serving the Company on or prior to the initial Business Combination. The Founder Shares assigned and transferred to the directors, officers, and advisors are in the scope of FASB ASC Topic 718. Under FASB ASC Topic 718, share-based compensation associated with equity classified awards is measured at fair value upon the assignment/grant date. The total fair value of the 200,000 Founder Shares assigned and transferred to the directors, officers, and advisors was $1,000 or $0.005 per share. The Company established the initial fair value of Founder Shares assigned and transferred as the same price that the Sponsor paid for Founder Shares. Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares times the assignment/grant date fair value per share (unless subsequently modified) less the amount initially received for the assignment and transfer of Founder Shares. As of September 30, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no share-based compensation expense has been recognized.

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

Promissory Note - Related Party

On May 13, 2026, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of September 30, 2026, or the closing of the Initial Public Offering. As of July 6, 2026, the Company had borrowed $135,000 under the promissory note, which was repaid in full by the Company at the closing of the Initial Public Offering on July 6, 2026. Borrowings under the promissory note are no longer available. As of September 30, 2026, there was no balance outstanding under the promissory note.

MERIDIAN3 INDUSTRIALS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 5. RELATED PARTY TRANSACTIONS (cont.)

Advances from Related Parties

As of July 6, 2026, the Initial Public Offering closing date, the Company had a total of $1,367 outstanding borrowings under advances from related parties which consisted of expenses paid by related parties on behalf of the Company. The advances from related parties were non-interest bearing and due on demand, and were paid in full to the related parties in July 2026. As of September 30, 2026, there were no amounts outstanding under advances from related parties.

Working Capital Loans

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, including the repayment of loans from the Sponsor to pay for any amount deposited to pay for any extension of the time to complete the initial Business Combination, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.00 per Private Placement Warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2026, no such Working Capital Loans were outstanding.

Administrative Services and Indemnification Agreement

The Company entered into an agreement with the Sponsor, commencing on July 1, 2026, the date that the Company’s securities are first listed with Nasdaq, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a monthly fee of $20,000 (“Services Fee”) for office space, administrative and personnel support services, subject to the following:

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

For the three months ended September 30, 2026 and for the period from May 11, 2026 (inception) through September 30, 2026, the Company incurred $60,000 of fees for these services, all of which is included in accrued expenses – related party in the accompanying unaudited balance sheet as of September 30, 2026. The entire $60,000 represents the Expense Portion described in (a) above, which is due and payable monthly in arrears; accordingly, no Unspent Portion has been deferred under (b) above as of September 30, 2026.

MERIDIAN3 INDUSTRIALS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 5. RELATED PARTY TRANSACTIONS (cont.)

Deferred Compensation Agreement

On June 2, 2026, the Sponsor entered into an agreement with the Chairman of the Company and the Company’s Chief Investment Officer (collectively, the “Recipients”) for the services provided by them until Business Combination. The Sponsor agreed to pay a cash compensation of $250,000 each for their services (“Deferred Cash Compensation”) only following upon the end of the Lock-up period, or in lieu of Deferred Cash Compensation, the Sponsor may, in its sole discretion, assign and transfer 25,000 Founder Shares each, subject to terms and conditions as set forth in the agreement. As of September 30, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no share-based compensation expense has been recognized in the Company’s unaudited financial statements.

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

The underwriter is entitled to a cash underwriting discount of $3,500,000 (2.0% of the gross proceeds of the Units sold in the Initial Public Offering, excluding any proceeds from Units sold pursuant to the underwriter’s over-allotment option), of which (i) $0.10 per Unit, or $1,750,000 in the aggregate has been paid to the underwriter in cash, and (ii) $0.10 per Unit, or $1,750,000 in the aggregate has been used by the underwriter to purchase 1,750,000 Private Placement Warrants. Additionally, the underwriter is entitled to a deferred underwriting discount of 4.0% of the gross proceeds of the Initial Public Offering held in the Trust Account other than those sold pursuant to the underwriter’s over-allotment option and 6.0% of the gross proceeds sold pursuant to the underwriter’s over-allotment option, or $8,575,000 in the aggregate upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement executed on July 1, 2026. As of September 30, 2026, the deferred underwriting discount of $8,575,000 is included in deferred underwriting fee payable in the accompanying unaudited balance sheet.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference shares - The Company is authorized to issue 1,750,000 preference shares with a par value of $0.0001 per share. As of September 30, 2026, there were no preference shares issued or outstanding.

Class A ordinary shares - The Company is authorized to issue 175,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2026, there were no Class A ordinary shares issued or outstanding, excluding the 20,125,000 Class A ordinary shares subject to possible redemption.

Class B ordinary shares - The Company is authorized to issue 17,500,000 Class B ordinary shares with a par value of $0.0001 per share. On May 13, 2026, the Sponsor was issued 5,031,250 Founder Shares for an aggregate price of $25,000 paid to cover certain expenses on behalf of the Company, which includes an aggregate of up to 656,250 Founder Shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment option is not exercised in full or in part. On July 6, 2026, the underwriter exercised its over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 656,250 Founder Shares are no longer subject to forfeiture. As of September 30, 2026, there were 5,031,250 Class B ordinary shares issued and outstanding.

MERIDIAN3 INDUSTRIALS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 7. SHAREHOLDERS’ DEFICIT (cont.)

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

MERIDIAN3 INDUSTRIALS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 7. SHAREHOLDERS’ DEFICIT (cont.)

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

MERIDIAN3 INDUSTRIALS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

September 30,
2026
Cash and cash equivalents	$1,051,153
Cash and investments held in Trust Account	$202,988,936

		For the Period from
	For the Three	May 11, 2026
	Months Ended	(Inception) through
	September 30, 2026	September 30, 2026
Formation, general, and administrative costs	$246,656	$299,983
Interest and dividends earned on cash and investments held in Trust Account	$1,738,936	$1,738,936
Interest earned on operating account	$8,030	$8,030
Net income	$1,500,310	$1,446,983

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

The CODM reviews the position of total assets as reported in the Company’s unaudited balance sheet to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available to the Company. The CODM reviews the interest and/or dividends earned on cash and investments held in the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement. Interest earned on the operating account represents other segment items which, together with the significant segment expenses and interest and dividends earned on cash and investments held in the Trust Account presented above, reconcile to net income, the reported measure of segment profit or loss.

NOTE 9. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:

Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:

Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

MERIDIAN3 INDUSTRIALS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 9. FAIR VALUE MEASUREMENTS (cont.)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2026, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,
	Level	2026
Money market fund held in Trust Account	1	$202,372,567
Cash equivalents – U.S. Treasury money market fund held in securities brokerage account	1	$1,005,059

As of September 30, 2026, cash and investments held in the Trust Account of $202,988,936 on the accompanying unaudited balance sheet consisted of the money market fund presented above of $202,372,567 and $616,369 of dividends earned in September 2026 that were accrued as of September 30, 2026 and received in October 2026. As of September 30, 2026, cash and cash equivalents of $1,051,153 on the accompanying unaudited balance sheet consisted of the U.S. Treasury money market fund held in the securities brokerage account presented above of $1,005,059, $2,971 of dividends earned on that money market fund in September 2026 that were accrued as of September 30, 2026 and received in October 2026, and cash of $43,123 held in an operating bank account. The accrued dividends are not measured at fair value.

The fair value of the Public Warrants issued in the Initial Public Offering was $5,272,750, or $0.524 per Public Warrant, as of July 6, 2026. The Public Warrants issued in the Initial Public Offering have been classified within additional paid-in capital of the shareholders’ deficit section and will not require remeasurement after issuance. The Company utilized a Monte Carlo simulation model to value the Public Warrants. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants issued in the Initial Public Offering:

July 6,
2026
Implied Class A ordinary share price	$9.72
Exercise price	$11.50
Expected term to De-SPAC	2 years
Warrant term	7 years
Selected volatility	5.00%
Implied market adjustment	41.10%
Risk-free rate	4.24%

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the unaudited financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Meridian3 Industrials Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Meridian3 Partners Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 11, 2026 (inception) through September 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest and/or dividend income on cash and investments held in our trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses related to potential business combinations.

For the three months ended September 30, 2026, we had net income of $1,500,310, which consisted of interest and dividends earned on cash and investments held in the Trust Account of $1,738,936 and interest earned on our operating account of $8,030, offset by formation, general, and administrative costs of $246,656.

For the period from May 11, 2026 (inception) through September 30, 2026, we had net income of $1,446,983, which consisted of interest and dividends earned on cash and investments held in the Trust Account of $1,738,936 and interest earned on our operating account of $8,030, offset by formation, general, and administrative costs of $299,983.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor. As of September 30, 2026, we had cash and cash equivalents of $1,051,153 and working capital of $1,072,277.

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

For the period from May 11, 2026 (inception) through September 30, 2026, net cash used in operating activities was $464,975. Net income of $1,446,983 was affected by interest and dividends earned on cash and investments held in the Trust Account of $1,738,936 and payment of formation, general, and administrative costs through promissory note – related party of $37,421. Changes in operating assets and liabilities used $210,443 of cash for operating activities.

For the period from May 11, 2026 (inception) through September 30, 2026, net cash used in investing activities was $201,250,000, which consisted of the investment of cash into the Trust Account.

For the period from May 11, 2026 (inception) through September 30, 2026, net cash provided by financing activities was $202,766,128, which consisted of proceeds from the sale of Units, net of underwriting discounts paid, of $199,500,000, proceeds from the sale of Private Placement Warrants of $3,750,000 and proceeds from promissory note – related party of $97,579, offset by the repayment of promissory note – related party of $135,000, payment of offering costs of $445,084 and repayment of advances from related parties of $1,367.

As of September 30, 2026, we had cash and investments held in the Trust Account of $202,988,936, consisting of $202,372,567 held in a money market fund which invests primarily in U.S. Treasury securities and $616,369 of dividends earned in September 2026, which were accrued as of September 30, 2026 and received in the Trust Account in October 2026. Through September 30, 2026, we had not withdrawn any interest and dividends earned on the Trust Account.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.00 per Private Placement Warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. The terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such working capital loans. As of September 30, 2026, no such working capital loans were outstanding.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services and Indemnification Agreement

The Company entered into an agreement with the Sponsor, commencing on July 1, 2026, the date that the Company’s securities are first listed with Nasdaq, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a monthly fee of $20,000 (“Services Fee”) for office space, administrative and personnel support services, subject to the following:

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

Deferred Compensation Agreement

On June 2, 2026, the Sponsor entered into an agreement with the Chairman of the Company and the Company’s Chief Investment Officer (collectively, the “Recipients”) for the services provided by them until Business Combination. The Sponsor agreed to pay a cash compensation of $250,000 each for their services (“Deferred Cash Compensation”) only following upon the end of the Lock-up period, or in lieu of Deferred Cash Compensation, the Sponsor may, in its sole discretion, assign and transfer 25,000 Founder Shares each, subject to terms and conditions as set forth in the agreement. As of September 30, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no share-based compensation expense has been recognized in the Company’s unaudited financial statements.

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

Critical Accounting Estimates

The preparation of unaudited financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of September 30, 2026 due to the material weaknesses of inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, information technology, financial reporting and record keeping. However, the Certifying Officers completed a review of the accounting for material transactions covering this interim period and determined that the financial statements presented were in conformity with U.S. generally accepted accounting principles. The Certifying Officers intend to add or adjust procedures going forward in order to meet requirements for adequate internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2026, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q include the risk factors described in our final prospectus under the heading “Risk Factors” for our Initial Public Offering filed with the SEC, which risk factors are incorporated herein by reference. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC.

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

MERIDIAN3 INDUSTRIALS ACQUISITION CORP

Date: November 4, 2026	By:	/s/ F. Jeremey Mistry
	Name:	F. Jeremey Mistry
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 4, 2026	By:	/s/ Jeffrey H. Foster
	Name:	Jeffrey H. Foster
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)